Form 10-K
period 1996-12-31
VOLKSWAGEN CREDIT AUTO RECEIVABLES CORP
filed 1997-06-24
CIK 1004642

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                       -----------------

                           FORM 10-K


      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996    Commission File No. 33-80055

         Volkswagen Credit Auto Receivables Corporation
                          on behalf of
              Volkswagen Credit Auto Master Trust

(Issuer of the Volkswagen Credit Auto Master Trust Floating Rate
Dealer Loan Backed Certificates, Series 1996-1 (the "Certificates"))

       (Exact name of registrant as specified in its charter)
                             ----------

State of Delaware                                 38-2748796
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

3800 Hamlin Road
Auburn Hills, Michigan                                        48326
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (248) 340-4938
                           ---------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
     Form 8-A was filed with the Securities and Exchange Commission (the "Commission") registering the Series of Certificates pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Act").

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES    x*                         NO

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specific date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 C.F.R. 230.405):

     NOT APPLICABLE


     * On May 9, 1997, the registrant was issued a no-action letter (the "No-Action Letter") by the commission with respect to certain of the registrant's reporting requirements pursuant to Section 13 or 15(d) of the Act. This Form 10-K has been prepared in accordance with the terms of such No-Action Letter.

              FORM 10-K (Pursuant to No Action Letter)

                               PART I

Item 1.  Business.

          Omitted pursuant to the No-Action Letter.


Item 2.  Properties.

          Pursuant to Section 3.06 of the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of February 29, 1996 relating to the Volkswagen Credit Auto Master Trust (the "Trust") among Volkswagen Credit Auto Receivables Corporation, VW Credit, Inc. and Citibank, N.A., as trustee (the "Trustee"), Coopers & Lybrand L.L.P. has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates") for the months of March 1996 through December 1996. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04 of the Pooling Agreement. The report issued by Coopers & Lybrand L.L.P. in connection with the servicing activities of VW Credit, Inc., as servicer (in such capacity, the "Servicer"), is attached hereto as Exhibit 99.2. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Collection Periods from and including March 1996 through December 1996 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on July 16, 1996, July 16, 1996, July 16, 1996, July 17, 1996, September 13, 1996, September 25,
     1996, October 17, 1996, November 18, 1996, December 18, 1996
     and January 21, 1997, respectively.


Item 3.  Legal Proceedings.

          The registrant knows of no material pending legal proceedings involving the Trust, Volkswagen Credit Auto Receivables Corporation, VW Credit, Inc. or the Trustee (in its capacity as such), other than routine litigation incidental to the business of the Trust, Volkswagen Credit Auto Receivables Corporation, VW Credit, Inc. or the Trust (in its capacity as such).


Item 4.  Submission Of Matters To A Vote Of Security Holders.

          None.

                            PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

          (a) To the best knowledge of the registrant, there is no established public trading market for the Certificates.

          (b) The Certificates are represented by one or more certificates registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC").

          (c) Omitted pursuant to the No-Action Letter.

Item 6. Selected Financial Data.

          Omitted pursuant to the No-Action Letter.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

          Omitted pursuant to the No-Action Letter.

Item 8.  Financial Statements and Supplementary Data.

          Omitted pursuant to the No-Action Letter.

Item 9. Changes in and Disagreements On Accounting And Financial
Disclosure.

          None.

                              PART III

Item 10.  Directors and Executive Officers of the Registrant.

          Omitted pursuant to the No-Action Letter.

Item 11.  Executive Compensation.

          Omitted pursuant to the No-Action Letter.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management.

          (a) The Certificates are represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Pooling Agreement. Accordingly, Cede is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, bank, and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, Seven Hanover Square, New York, NY 10004.

Item 13.  Certain Relationships And Related Transactions.

          There have not been, and there are not currently proposed, any transactions, to which either the Trust, Volkswagen Credit Auto Receivables Corporation, as seller, VW Credit, Inc., as Servicer, or the Trustee, on behalf of the Trust, is a party with any Certificateholder who owns of record more than five percent of the Certificates.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Omitted pursuant to the No-Action Letter.

          (b) The registrant has filed Current Reports on Form 8-K containing certain financial information with regard to the Trust, the Receivables and the Accounts, in accordance with the No-Action Letter, on November 18, 1996, December 18, 1996 and January 21, 1997.

          (c) 3.1 The Articles of Incorporation and By-Laws of the registrant are incorporated by reference from Exhibits 3.1 and 3.2, respectively, of the registrant's Registration Statement on Form S-3 (File No. 33-80055).

          4.1  The Pooling Agreement and the Series 1996-1
               Supplement thereto are incorporated by reference from Exhibits 2.2 and 2.3, respectively, of the registrant's Form 8A filed with the Commission on September 13, 1996.

          5.1 The opinion of Cravath, Swaine & Moore with respect to certain matters involving the Certificates is incorporated by reference from Exhibit 5.1 of the registrant's Registration Statement on Form S-3 (File No. 33-80055).

          8.1 The opinion of Cravath, Swaine & Moore with respect to federal tax matters is incorporated by reference from Exhibit 8.1 of the registrant's Registration
               Statement on Form S-3 (File No. 33-80055).

          8.2 The opinion of Honigman, Miller, Schwartz & Cohn with respect to Michigan state tax matters is incorporated by reference from Exhibit 8.2 of the registrant's
               Registration Statement on Form S-3 (File No.
               33-80055).

          23.1 The consent of Cravath, Swaine & Moore is incorporated by reference from Exhibit 23.1 of the registrant's Registration Statement on Form S-3 (File 33-80055).

          23.2 The consent of Honigman, Miller, Schwartz & Cohn is incorporated by reference from Exhibit 23.2 of the registrant's Registration Statement on Form S-3 (File No. 33-80055).

          99.1 The Annual Certificate of VW Credit, Inc., as
               Servicer is attached hereto as Exhibit 99.1.

          99.2 The report on the activities of VW Credit, Inc., as Servicer, prepared by Coopers & Lybrand L.L.P., pursuant to Section 3.06 of the Pooling Agreement is attached hereto as Exhibit 99.2.

          99.3 The Monthly Certificates containing information relating to the Receivables and the Accounts for the Collection Periods from and including March 1996 through December 1996 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on July 16, 1996, July 16, 1996, July 16, 1996, July 17, 1996, September 13,
               1996, September 25, 1996, October 17, 1996, November 18, 1996, December 18, 1996 and January 21, 1997,
               respectively.