Form 10-K
period 1997-12-31
VOLKSWAGEN CREDIT AUTO RECEIVABLES CORP
filed 1998-03-30
CIK 1004642

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997        COMMISSION FILE NO. 33-80055

                VOLKSWAGEN CREDIT AUTO RECEIVABLES CORPORATION
                                 ON BEHALF OF
                      VOLKSWAGEN CREDIT AUTO MASTER TRUST

(Issuer of the Volkswagen Credit Auto Master Trust Floating Rate Dealer Loan Backed Certificates, Series 1996-1 (the "Certificates"))

             (Exact name of registrant as specified in its charter)


     STATE OF DELAWARE                                                38-2748796
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

     3800 HAMLIN ROAD                                                      48326
     Auburn Hills, Michigan                                           (Zip Code)
     (Address of principal executive offices)

     Registrant's telephone number, including area code:  (248) 340-4938

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

     YES     X *   NO
          --------     -------

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specific date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 C.F.R. 230.405):

     NOT APPLICABLE


--------------------------------------------------------------------------------

     * On May 9, 1997, the registrant was issued a no-action letter (the "No-Action Letter") by the commission with respect to certain of the registrant's reporting requirements pursuant to Section 13 or 15(d) of the Act. This Form 10-K has been prepared in accordance with the terms of such No-Action Letter.

                    FORM 10-K (Pursuant to No-Action Letter)

                                     PART 1

ITEM 1.   BUSINESS.

             Omitted pursuant to the No-Action Letter.

ITEM 2.   PROPERTIES.

             Pursuant to Section 3.06 of the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of February 29, 1996 relating to the Volkswagen Credit Auto Master Trust (the "Trust") among Volkswagen Credit Auto Receivables Corporation, VW Credit, Inc. and Citibank, N.A., as trustee (the "Trustee"), Coopers & Lybrand L.L.P. has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates") for the months of January 1997 through December 1997. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04 of the Pooling Agreement. The report issued by Coopers & Lybrand L.L.P. in connection with the servicing activities of VW Credit, Inc., as servicer (in such capacity, the "Servicer"), is attached hereto as Exhibit 99.2. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 1997 through December 1997 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 26, 1997, March 26, 1997, April 28, 1997, May 21, 1997, June 23, 1997, July 23, 1997, August 21, 1997,
     September 23, 1997, October 23, 1997, December 1, 1997, December 23, 1997, January 30, 1998, respectively.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.

                                    PART III

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             (a) The Certificates are represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Pooling Agreement. Accordingly Cede is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, bank, and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, Seven Hanover Square, New York, NY 10004.

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

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

             (a)  Omitted pursuant to the No-Action Letter.

             (b) The registrant has filed Current Reports on Form 8-K containing certain financial information with regard to the Trust, the Receivables and the Accounts, in accordance with the No-Action Letter, on February 26, 1997, March 26, 1997, April 28, 1997, May 21, 1997, June 23,
     1997, July 23, 1997, August 21, 1997, September 23, 1997, October 23, 1997,
     December 1, 1997, December 23, 1997, January 30, 1998.

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

                 8.1 The opinion of Cravath, Swaine & Moore with respect to federal tax matters s incorporated by reference from
                      Exhibit 8.1 of the registrant's Registration Statement on Form S-3 (File No. 33-80055).

                 8.2 The opinion of Honigman, Miller Schwartz & Cohn with respect to Michigan state tax matters is incorporated by reference from Exhibit 8.2 of the registrant's Registration Statement on Form S-3 (File No. 33-80055).

                23.1 The consent of Cravath, Swaine & Moore is incorporated by reference from Exhibit 23.1 of the registrant's Registration Statement on Form S-3 (File 33-80055).

                23.2 The Consent of Honigman, Miller, Schwartz & Cohn is incorporated by reference from Exhibit 23.2 of the registrant's Registration Statement on Form S-3 (File No. 33-80055).

                99.1 The Annual Certificate of VW Credit, Inc., as Servicer is attached hereto as Exhibit 99.1

                99.2 The report on the activities of VW Credit, Inc., as Servicer, prepared by Coopers & Lybrand L.L.P., pursuant to Section 3.06 of the Pooling Agreement is Attached hereto as Exhibit 99.2.

                99.3 The Monthly Certificates containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 1997 through December 1997 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 26, 1997, March 26, 1997, April 28, 1997, May 21,
                      1997, June 23, 1997, July 23, 1997, August 21, 1997,
                      September 23, 1997, October 23, 1997, December 1, 1997, December 23, 1997, January 30, 1998, respectively.