Form 10-K
period 1998-12-31
VOLKSWAGEN CREDIT AUTO RECEIVABLES CORP
filed 1999-03-31
CIK 1004642

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998        Commission File No. 33-80055

                 Volkswagen Credit Auto Receivables Corporation
                                  on behalf of
                      Volkswagen Credit Auto Master Trust

(Issuer of the Volkswagen Credit Auto Master Trust Floating Rate Dealer Loan Backed Certificates, Series 1996-1 (the "Certificates"))

             (Exact name of registrant as specified in its charter)

                              ------------------

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


                              ------------------

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

     YES           x *       NO
             --------------         --------------

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

                    FORM 10-K (Pursuant to No-Action Letter)

                                     PART 1

Item 1.   Business.

          The Volkswagen Credit Auto Master Trust (the "Trust") was created pursuant to the Pooling and Servicing Agreement (the "Pooling Agreement") dated February 29, 1996 among Volkswagen Credit Auto Receivables Corporation (the (Company") as seller, VW Credit, Inc., as servicer, and Citibank, N.A., as trustee (the "Trustee"). The Trust assets include wholesale receivables ( the "Receivables") generated from time to time in a portfolio of revolving financing arrangements with automobile dealers to finance their automobile inventory and collections on the Receivables. Such property was obtained by the Company pursuant to the Receivables Purchase Agreement dated as of February 26, 1999 between the Company, as purchaser, and VW Credit, Inc. as seller.

          The Company has registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and sold to the general public the Series 1996-1, Floating Rate Auto Loan Asset Backed Certificates in the initial principal amount of $375,000,000. The Monthly Certificates contain information relating to the Receivables and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04 of the Pooling Agreement. The report issued by PricewaterhouseCoopers L.L.P. in connection with the servicing activities of the Servicer is attached hereto as Exhibit 99.2. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 1998 through December 1998 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 27, 1998, March 25, 1998, April 29, 1998, May 21, 1998, June 24, 1998, July 22, 1998,
     August 20, 1998, September 23, 1998, October 23, 1998, November 18, 1998,
     December 22, 1998, January 19, 1999, respectively.


Item 2.   Properties.

               For information regarding the property of the Trust, see the Pooling and Servicing Agreement and the Current Reports on Form 8-K incorporated by reference herein. For additional information regarding the Certificates, see Exhibit 99.

Item 3.   Legal Proceedings.

               Nothing to Report.


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

Item 9.   Changes in and Disagreements On Accounting And Financial Disclosure.

                None.

                                    PART III

Item 12.   Security Ownership Of Certain Beneficial Owners And Management.

               (a) The Certificates are represented by one or more certificates registered in the name of Cede, the nominee of DTC. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Pooling Agreement. Accordingly, Cede is the sole holder of record of Certificates which it holds on behalf of brokers, dealers, bank, and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, Seven Hanover Square, New York, NY 10004.

Item 13.   Certain Relationships And Related Transactions.

                Nothing to Report.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

                (a)  Omitted pursuant to the No-Action Letter.

                (b) The registrant has filed Current Reports on Form 8-K containing certain financial information with regard to the Trust, the Receivables and the Accounts, in accordance with the No-Action Letter, on February 27, 1998, March 25, 1998, April 29, 1998, May 21, 1998,
         June 24, 1998, July 22, 1998, August 20, 1998, September 23, 1998,
         October 23, 1998, November 18, 1998, December 22, 1998, January 19,
         1999.

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

                   99.1 The Annual Certificate of VW Credit, Inc., as Servicer is attached hereto as Exhibit 99.1

                   99.2 The report on the activities of VW Credit, Inc., as Servicer, prepared by PricewaterhouseCoopers L.L.P., pursuant to Section 3.06 of the Pooling Agreement is Attached hereto as Exhibit 99.2.

                   99.3 The Monthly Certificates containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 1998 through December 1998 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 27, 1998, March 25, 1998, April 29, 1998, May 21, 1998, June 24, 1998, July
                         22, 1998, August 20, 1998, September 23, 1998, October
                         23, 1998, November 18, 1998, December 22, 1998, January
                         19, 1999, respectively.