Form 10-K405
period 1999-12-31
VOLKSWAGEN CREDIT AUTO RECEIVABLES CORP
filed 2000-03-29
CIK 1004642

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999        Commission File No. 33-80055

                Volkswagen Credit Auto Receivables Corporation
                                 on behalf of
                      Volkswagen Credit Auto Master Trust

(Issuer of the Volkswagen Credit Auto Master Trust Floating Rate Dealer Loan Backed Certificates, Series 1996-1 (the "Certificates"))

            (Exact name of registrant as specified in its charter)

                               -----------------

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

                               -----------------

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

     YES    x *       NO
         -------         -------

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

                   FORM 10-K (Pursuant to No-Action Letter)

                                    PART 1

Item 1.   Business.

                  The Volkswagen Credit Auto Master Trust (the "Trust") was created pursuant to the Pooling and Servicing Agreement (the "Pooling Agreement") dated February 29, 1996 among Volkswagen Credit Auto Receivables Corporation (the (Company") as seller, VW Credit, Inc., as servicer, and Citibank, N.A., as trustee (the "Trustee"). The Trust assets include wholesale receivables ( the "Receivables") generated from time to time in a portfolio of revolving financing arrangements with automobile dealers to finance their automobile inventory and collections on the Receivables. Such property was obtained by the Company pursuant to the Receivables Purchase Agreement dated as of February 29, 1996 between the Company, as purchaser, and VW Credit, Inc. as seller.

                  The Company has registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and sold to the general public the Series 1996-1, Floating Rate Auto Loan Asset Backed Certificates in the initial principal amount of $375,000,000. The Monthly Certificates contain information relating to the Receivables and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04 of the Pooling Agreement. The report issued by Coopers & Lybrand L.L.P. in connection with the servicing activities of the Servicer is attached hereto as Exhibit 99.2. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 1999 through December 1999 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 25, 1999, March 24, 1999, April 20, 1999, May 18, 1999, June 21, 1999, July 21, 1999, August 19, 1999, September
          20, 1999, October 21, 1999, November 30, 1999, December 20, 1999,
          January 24, 2000, respectively.


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

Item 9.   Changes in and Disagreements On Accounting And Financial Disclosure.

                  None.

                                   PART III

Item 12.   Security Ownership Of Certain Beneficial Owners And Management.

                  (a) The Certificates are represented by one or more certificates registered in the name if Cede, the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Pooling Agreement. Accordingly Cede is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, bank, and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, Seven Hanover Square, New York, NY 10004.

Item 13.   Certain Relationships And Related Transactions.

                  Nothing to Report.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

                  (a)  Omitted pursuant to the No-Action Letter.

                  (b) The registrant has filed Current Reports on Form 8-K containing certain financial information with regard to the Trust, the Receivables and the Accounts, in accordance with the No-Action Letter, on February 25, 1999, March 24, 1999, April 20, 1999, May 18, 1999, June 21, 1999, July 21, 1999, August 19, 1999, September 20,
           1999, October 21, 1999, November 30, 1999, December 20, 1999, January 24, 2000.

                  (c)3.1 The Articles of Incorporation and By-Laws of the registrant are incorporated by reference from Exhibits 3.1 and 3.2, respectively, of the registrant's Registration Statement on Form S-3 (File No. 33-80055).

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

                     99.3 The Monthly Certificates containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 1999 through December 1999 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 25, 1999, March 24, 1999, April 20, 1999, May 18, 1999, June 21,
                           1999, July 21, 1999, August 19, 1999, September 20,
                           1999, October 21, 1999, November 30, 1999, December 20, 1999, January 24, 2000, respectively..