Form 10-K
period 2000-12-31
VOLKSWAGEN CREDIT AUTO RECEIVABLES CORP
filed 2001-03-23
CIK 1004642

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000        Commission File No. 33-80055

                Volkswagen Credit Auto Receivables Corporation
                                 On behalf of
                      Volkswagen Credit Auto Master Trust

(Issuer of the Volkswagen Credit Auto Master Trust Floating Rate Dealer Loan Backed Certificates, Series 1996-1 (the "Certificates"))

            (Exact name of registrant as specified in its charter)

                               ----------------

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

                               ----------------

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

         YES           x *          NO     _______
                 --------------

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

                  The Company has registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and sold to the general public the Series 1996-1, Floating Rate Auto Loan Asset Backed Certificates in the initial principal amount of $375,000,000. The Monthly Certificates contain information relating to the Receivables and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04 of the Pooling Agreement. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 2000 through May 2000 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 15, 2000, March 13, 2000, April 17, 2000, May 15, 2000, and March 22, 2001,
         respectively.

                  The invested amount of Series 1996-1 is now zero and the Volkswagen Credit Auto Master Trust has terminated pursuant to Section
         12.01 of the pooling and servicing agreement relating thereto.


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

                  Nothing to Report.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

                  (a)  Omitted pursuant to the No-Action Letter.

                  (b) The registrant has filed Current Reports on Form 8-K containing certain financial information with regard to the Trust, the Receivables and the Accounts, in accordance with the No-Action Letter, on February 15, 2000, March 13, 2000, April 17, 2000, May 15, 2000, and
                       March 22, 2001, respectively.

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

                     99.1 The Annual Certificate of VW Credit, Inc., as Servicer is attached hereto as Exhibit 99.1

                     99.2 The Monthly Certificates containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 2000 through May 2000 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission , on February 15, 2000, March 13, 2000, April 17, 2000, May 15, 2000, and
                             March 22, 2001, respectively.